Form 10QSB
period 2001-06-30
DT SOLUTIONS INC
filed 2002-10-25
CIK 1117369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Reports Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                         Commission File Number 0-31461


                               DT SOLUTIONS, INC.

                                formerly known as

                   Webtech International Investors Group, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   58-2609543
                       ----------------------------------
                        (IRS Employer Identification No.)


                             3000 Northwoods Parkway
                                    Suite 240
                                  Norcross, GA
                    ----------------------------------------
                    (Address of principal place of business)

                                      30071
                                    ---------
                                   (Zip Code)

                                 (770) 416-8002
                           ---------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                                Yes X     No   .
                                                                   ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of October 25, 2002 was 7,648,750 shares.

PART I


ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the three-month period ended June 30, 2001, are attached hereto.



                               DT Solutions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2001
                                   (unaudited)


                                     ASSETS

Current assets:
     Cash                                                           $   1,492
     Accounts receivable                                                1,651
     Inventory                                                            696
     Prepaid expenses                                                  15,167
                                                                    ---------
Total current assets                                                   19,006
                                                                    ---------

 Property, plant, and equipment, net                                    2,344
                                                                    ---------

                                                                    $  21,350
                                                                    =========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities:
      Accounts payable and accrued expenses                         $  10,527
      Note payable - related party                                     25,625
                                                                    ---------
Total current liabilities                                              36,152
                                                                    ---------


 Stockholders' (deficit):
      Preferred stock:  20,000,000 shares authorized, $0.0001 par
          value, none issued or outstanding                              --
      Common stock: 100,000,000 shares authorized, $0.0001 par
          value, 8,207,250 issued and outstanding                         821
      Additional paid-in capital                                      172,049
      (Deficit) accumulated during the development stage             (187,672)
                                                                    ---------
                                                                      (14,802)
                                                                    ---------

                                                                    $  21,350
                                                                    =========
                     The accompanying notes are an integral
                       part of these financial statements.

                               DT Solutions, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)




                                                                For the period
                                                                March 22, 2001
                                                For the Three     (inception)
                                                 Months Ended       through
                                                June 30, 2001    June 30, 2001
                                                 -----------      -----------

Revenue:                                         $     3,847      $     3,847


Cost of sales                                          1,467            1,467
                                                 -----------      -----------
Gross profit
                                                       2,380            2,380
                                                 -----------      -----------

Costs and expenses:

     General and administrative expenses             159,362          190,052
                                                 -----------      -----------


Net (loss)                                       $  (156,982)     $  (187,672)
                                                 ===========      ===========


Per share information: Basic and fully diluted

    Weighted average number of common

       shares outstanding                          8,049,153        8,021,538
                                                 ===========      ===========

    Net (loss) per common share                  $     (0.02)     $     (0.02)
                                                 ===========      ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                               DT Solutions, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
           For the period March 22, 2001 (inception) to June 30, 2001
                                   (unaudited)

Cash flows from operating activities:
Net cash (used in) operating activities                $(76,809)
                                                       --------

Cash flows from investing activities:
   Purchase of fixed assets                              (2,399)
                                                       --------
Net cash (used in) investing activities                  (2,399)
                                                       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock               80,700
                                                       --------
Net cash provided by financing activities                80,700
                                                       --------

Net (Increase) in Cash                                    1,492

Beginning Cash                                             --
                                                       --------

Ending Cash                                            $  1,492
                                                       ========

                     The accompanying notes are an integral
                       part of these financial statements.

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 8-KSB/A dated April 30, 2001.

The Company was incorporated on March 22, 2001. Comparative information from the quarter ending June 30, 2000 is not presented since the information is not considered relevant.

Note 2:  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3: Reorganization Agreement

The Company was originally formed under the name Webtech International Investors Group, Inc. ("Webtech") and was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or private corporation.

On April 30, 2001 the Company acquired, through a merger, DT Solutions, Inc (the "Company"). The Company was incorporated in Georgia on March 22, 2001. Upon the effectiveness of the merger the Company changed its name to DT Solutions, Inc. The Company was formed for the purpose of providing a singular supply chain for the installation, training, reselling and repair of customized bundled products and services for both the provider and the residential/commercial consumer.

The merger involved an exchange by the former stockholders of Webtech of all the outstanding shares of Webtech for shares of the Company, representing a minority interest in the Company. Pursuant to the terms of the agreement, each share of Webtech's common stock was traded for a share of the Company's common stock. A total of 7,773,000 shares of common stock were exchanged.

Because the merger resulted in a change of control of Webtech, the merger was accounted for as a recapitalization of Webtech and a sale of 3,018,000 shares in exchange for the net assets of the Company.

Note 4:  Stockholder's Deficit

During the period ended June 30, 2001 the Company issued 184,000 shares of its common stock for cash of $73,700.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

We generated revenues during the period ending June 30, 2001 of $3,847. The cost of sales was $1,467 with a gross profit of $2,380. During the three month period ended June 30, 2001, we incurred expenses totaling $159,362 in selling, general and administrative expense. As a result, we incurred a net loss of $(156,982) during the period ended June 30, 2001. Because we did not generate any revenue during the period from inception through March 31, 2001, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

The Company was incorporated in the State of Georgia on March 22, 2001, and is headquartered in Norcross, Georgia. The Company is currently a diversified technology services company consisting of highly trained individuals with a proven track record in managing high volume installations, repairs and deployment projects in the technology arena. These individuals exhibit diverse backgrounds and experiences and have brought those skills, industry knowledge and contacts to DT Solutions, making the Company a competitor in the technology industry. As strategic alliance experts and resource recruiters, our team can rapidly develop support groups anywhere in the United States.

The Company's three main objectives are 1.) To provide a singular supply chain for the installation, training, re-selling, brake-fix repair and other services for the provider and/or reseller to the consumer in the digital subscriber line, satellite high-speed, two-way internet, broadband, cable, alarm systems, and personal computer services arena 2.) To provide new home developers our "rough-in" low voltage structure pre-wiring services and various "trim-out" services such as home office systems, home entertainment systems, intercom systems, enhanced telephone systems and security systems. 3.) To acquire and bundle security alarm monitoring companies to develop a stream of recurring monthly revenue that will be securitized and sold.


Liquidity and Capital Resources

At June 30, 2001 the Company had $1,492 in cash. We had $36,152 in current liabilities. Included in this amount is an outstanding loan in the amount of $25,625, due to Robert Mottern, a stockholder. Currently, the company is dependent upon advances from shareholders and the sale of stock to meet its financing needs.

As of June 30, 2001, the Company's current assets were $19,006 and its current liabilities were $36,152, which resulted in working capital deficit of $17,146.

The Company is currently planning to raise additional capital. To date, the Company has not generated sufficient cash flow to fund its operations and activities, and is dependent on raising additional capital to finance its business plan. Management is optimistic that the company will be successful in its capital raising efforts; however, there can be no assurance that the company will be successful in raising additional capital.

In order to implement our business plan, we currently estimate that we will require additional funding. We anticipate that it will be utilized to continue with the development of the Atlanta-based operations office and the administrative infrastructure, the marketing of our bundled service packages to both consumers and developers, the continued recruitment, hiring and training of the company's certified technical force and the investment in targeted security alarm monitoring companies in order to develop a stream of recurring monthly revenue.

There can be no assurance that or estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

Trends

The opportunity to "bundle" numerous products and services from one company and often on one bill has been deemed of vital interest to consumers. Electronics and other low voltage systems allow for convenience, safety and peace of mind. DT Solutions, by being a diversified company has the opportunity to provide many of these services. Each product or service DT Solutions offers to the customer often leads right into other products and services DT offers.

Worldwide, the modern security industry is in the midst of massive consolidation among the estimated 13,000 different players, which range in size from the world's largest corporations to small independent alarm installers in towns across the U.S. Industry analysts estimate that this market will double in the next five years, from 17 percent to 34 percent. Being the largest security provider means nothing to the homeowner, what matters to them foremost is knowing you'll be there and that you have an understanding of what is happening in their community.

DT Solutions has positioned itself to not only assist members of its community with their personal technology and security requirements, but is also able to assist developers in consistently increasing home sales by offering added value features that are in high demand in the market place.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three-month period ended June 30, 2001.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS - None


ITEM 2.  CHANGES IN SECURITIES.


Shares Issued Under Section 4(2)

The Company issued shares of stock in 2001 to the following persons in transactions exempt from registration under Section 4(2). In each case, the Company believed the person was either accredited or sophisticated based on prior investments made by the person in the Company, representations made to the Company, or other information available to the Company about the persons business affairs. The Company also provided the persons with information comparable to what is required for a private placement under Regulation D, Rules 505 or 506.

                                                                               Accredited (A) or
          Name of Purchaser   Date of Sale   No. of Shares   Amount Invested   Unaccredited (U)
          -----------------   ------------   -------------   ---------------   -----------------
Marty Pratt                      3/22/01         5,000           $ 2,000               A
Buford Salmon                    3/29/01        12,500           $ 5,000               A
Buford Salmon                    4/10/01        12,500           $ 5,000               A
Buford Salmon                    4/20/01        18,750           $ 7,500               A
Alan Werksman                    4/20/01        10,000           $ 4,000               A
Joseph and Kathryn Fabian        4/20/01         2,500           $ 1,000               A
Shirley Carozza                  4/20/01         2,500           $ 1,200               A
Julie L. Sabins                  4/20/01           250                                 A
Buford Salmon                    4/27/01        18,750           $ 7,500               A
Steven Mills                     5/11/01         5,000           $ 2,000               A
Buford Salmon                    5/15/01        25,000           $10,000               A
Buford Salmon                    5/24/01        37,500           $15,000               A
Buford Salmon                    5/31/01        12,500           $ 5,000               A
Alan Werksman                     6/7/01         6,250           $ 2,500               A
Buford Salmon                    6/15/01        12,500           $ 5,000               A
Andrezej Bogusz                  6/19/01        12,500           $ 5,000               A
Ronald Sauve                     6/29/01         7,500           $ 3,000               A
                              ------------   -------------   ---------------   -----------------

Total:                                         201,500           $80,700
                                             =============   ===============



ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5. OTHER INFORMATION -

On August 6, 2001 the Board of Directors voted to simplify its corporate structure by merging its subsidiary, DT Solutions, Inc., with and into the Corporation, and changing the corporation's name to DT Solutions, Inc. in a certificate of merger.

On September 14, 2001 the Company's board of directors approved a resolution accepting the resignation letter of Michael A. Breton from the board of directors and as Chief Operations Officer. The board of directors also approved a resolution to accept 1,960,000 shares of Common Stock, no par value, from Mr. Brewton for cancellation. The resignation of Mr. Brewton was not the result of a disagreement with the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit.        99.1 Chief  Executive   Officer and  Chief   Financial   Officer
                     certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on 8-K  The Company filed a Form 8-K on May 15, 2001 to the SEC in
                Washington, D.C. 20549.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DT SOLUTIONS, INC.
                                  (Registrant)

                             Dated: October 25, 2002



                                By: /s/ June Cuba
                          ----------------------------
                      June Cuba, Secretary & Vice President
                      -------------------------------------

                                 CERTIFICATIONS


We, Anthony Albertini and June Cuba, certify that:

     We have reviewed this quarterly report on Form 10-QSB of DT Solutions, Inc.;

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 25, 2002
       By: /s/ Anthony Albertini
       -------------------------
       Anthony Albertini
       Chief Executive Officer


Date:  October 25, 2002
       By: /s/ June Cuba
       -------------------------
       June Cuba
       Chief Financial Officer