Form 10QSB
period 2001-09-30
DT SOLUTIONS INC
filed 2002-10-30
CIK 1117369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Reports Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001


                         Commission File Number 0-31461


                               DT SOLUTIONS, INC.
                               ------------------

                                formerly known as


                   Webtech International Investors Group, Inc.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   58-2609543
                                   ----------
                        (IRS Employer Identification No.)


                             3000 Northwoods Parkway
                                    Suite 240
                                  Norcross, GA
                             -----------------------
                    (Address of principal place of business)


                                      30071
                                      -----
                                   (Zip Code)


                                 (770) 416-8002
                                 --------------
                           (Issuer's Telephone Number)

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
The number of shares of the registrant's only class of common stock issued and outstanding, as of October 30, 2002 was 7,648,750 shares.

PART I


ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the three-month period ended September 30, 2001, are attached hereto.


                               DT Solutions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2001
                                   (unaudited)


                                     ASSETS

Current assets:
     Cash                                                      $   1,591
     Inventory                                                       696
     Prepaid expenses                                             11,380
                                                               ---------
Total current assets                                              13,667
                                                               ---------

 Property, plant, and equipment, net                               2,479
                                                               ---------

                                                               $  16,146
                                                               =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities:
      Accounts payable and accrued expenses                    $  26,608
      Note payable - related party                                25,625
                                                               ---------
Total current liabilities                                         52,233
                                                               ---------


 Stockholders' (deficit):
      Preferred stock:  20,000,000 shares authorized,
           $0.0001 par value, none issued or outstanding            --
      Common stock: 100,000,000 shares authorized, $0.0001
           par value, 6,377,875 issued and outstanding               637
      Additional paid-in capital                                 288,252
      (Deficit) accumulated during the development stage        (324,976)
                                                               ---------
                                                                 (36,087)
                                                               ---------

                                                               $  16,146
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

                               DT Solutions, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)

                                                              For the period
                                              For the Three    March 22, 2001
                                              Months Ended   (inception) through
                                              Sept. 30, 2001   Sept. 30, 2001
                                               -----------      -----------

Revenue:                                       $       788      $     4,635


Cost of sales                                        1,916            3,383
                                               -----------      -----------
Gross profit
                                                    (1,128)          (1,252)
                                               -----------      -----------

Costs and expenses:

     General and administrative expenses           136,176          326,228
                                               -----------      -----------
Total Costs and expenses                           136,176          326,228
                                               -----------      -----------

Net (loss)                                     $  (137,304)     $  (324,976)
                                               ===========      ===========

Per share information: Basic and fully diluted

    Weighted average number of common

       shares outstanding                        6,339,607        6,256,616
                                               ===========      ===========

    Net (loss) per common share                $     (0.02)     $     (0.02)
                                               ===========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                               DT Solutions, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
         For the period March 22, 2001 (inception) to September 30, 2001
                                   (unaudited)

Cash flows from operating activities:
Net cash (used in) operating activities                        $(128,660)
                                                               ---------

Cash flows from investing activities:
   Purchase of fixed assets                                       (2,699)
                                                               ---------
Net cash (used in) investing activities                           (2,699)
                                                               ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock                       132,950
                                                               ---------
Net cash provided by financing activities                        132,950
                                                               ---------

Net (Increase) in Cash                                             1,591

Beginning Cash                                                      --
                                                               ---------

Ending Cash                                                    $   1,591
                                                               =========


                   The accompanying notes are an integral part
                         of these financial statements.

                               DT Solutions, Inc.
                          (A Development Stage Company)
         For the period March 22, 2001 (inception) to September 30, 2001
                                   (unaudited)

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

The Company was incorporated on March 22, 2001. Comparative information from the quarter ended September 30, 2000 is not presented since the information is not considered relevant.

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

On April 30, 2001 the Company acquired, through a merger, DT Solutions, Inc. (the "Company"). The Company was incorporated in Georgia on March 22, 2001. Upon the effectiveness of the merger the Company changed its name to DT Solutions, Inc. The Company was formed for the purpose of providing a singular supply chain for the installation, training, reselling and repair of customized bundled products and services for both the provider and the residential/commercial consumer.

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

Note 4. Stockholders' (deficit)

During the three months ended September 30, 2001, an officer of the Company resigned and 1,960,000 shares of his $0.0001 par value common stock was cancelled as a result.

During the three months ended September 30, 2001, the Company issued 130,625 shares of common stock for gross proceeds of $52,250.

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

We generated revenues of $788 during the three months ended September 30, 2001. The cost of sales was $1,916 with a gross profit of $(1,128). During the three month period ended September 30, 2001, we incurred expenses totaling $136,176 in selling, general and administrative expense. As a result, we incurred a net loss of $(137,304) during the period ended September 30, 2001. Because we did not generate significant revenues during the period from inception through September 30, 2001, following is our Plan of Operation, rather than a comparison of results of operations.

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

The Company's  three main  objectives are 1.) To provide a singular supply chain
for the installation,  training, re-selling,    repair and other services
for the provider and/or reseller to the consumer in the digital subscriber line, satellite high-speed, two-way internet, broadband, cable, alarm systems, and personal computer services arena 2.) To provide new home developers our "rough-in" low voltage structure pre-wiring services and various "trim-out" services such as home office systems, home entertainment systems, intercom systems, enhanced telephone systems and security systems. 3.) To acquire and bundle security alarm monitoring companies to develop a stream of recurring monthly revenue that will be securitized and sold.

Liquidity and Capital Resources

At September 30, 2001 the Company had $1,591 in cash (our only liquid asset), and $52,233 in current liabilities, comprised of $26,608 in accounts payable and accrued expenses and a related party note payable of $25,625. Currently, the company is dependent upon advances from shareholders and the sale of stock to meet its financing needs.

The Company is evaluating ways to raise additional capital. To date, the Company has not generated sufficient cash flow to fund its operations and activities, and is dependent on raising additional capital to finance its business plan. Management is optimistic that the company will be successful in its capital raising efforts; however, there can be no assurance that the company will be successful in raising additional capital.

In order to implement our business plan, we currently estimate that we will require $75,000 per quarter. We anticipate that it will be utilized to continue with the development of the Atlanta-based operations office and the administrative infrastructure, the marketing of our bundled service packages to both consumers and developers, the continued recruitment, hiring and training of the company's certified technical force and the investment in targeted security alarm monitoring companies in order to develop a stream of recurring monthly revenue.

There can be no assurance that our estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three-month period ended September 30, 2001.

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

                                         Date of           No. of           Amount            Accredited (A)
         Name of Purchaser                 Sale            Shares          Invested          or Unaccredited (U)
-----------------------------------------------------------------------------------------------------------------------

           Ingen Reedijk                  7/1/2001           2,500          $1,000.00                A
            Helen Spyrn                   7/5/2001           2,500          $1,000.00                A
         Theresa L. Stahura               7/6/2001           2,500          $1,000.00                A
     Massimiliano & Gail Carone           7/9/2001          25,000         $10,000.00                A
            Steven Mills                 7/30/2001           5,000          $2,000.00                A
           Andrezej Boguz                 8/1/2001           6,250          $2,500.00                A
           Buford Salmon                  8/9/2001           5,000          $2,000.00                A
    Wanna Be #1 Investment Club           8/9/2001           1,250            $500.00                A
          Cathy Swearingen                8/9/2001             625            $250.00                A
            Ann Coleman                   8/9/2001             625            $250.00                A
            Loretta Vore                  8/9/2001             625            $250.00                A
             Linda Vore                   8/9/2001             625            $250.00                A
            Carol Boltz                   8/9/2001             625            $250.00                A
         Theresa L. Stahura              8/14/2001           2,500          $1,000.00                A
     Massimiliano & Gail Carone          8/16/2001          25,000         $10,000.00                A
            Kevin Hensel                 8/24/2001          12,500          $5,000.00                A
           Buford Salmon                 8/27/2001           7,500          $3,000.00                A
            Steven Mills                 8/30/2001           5,000          $2,000.00                A
           Buford Salmon                 8/31/2001           5,000          $2,000.00                A
           Buford Salmon                 9/11/2001           5,000          $2,000.00                A
        Crossfire Consulting             9/25/2001           5,000          $2,000.00                A
            Steven Mills                 9/28/2001          10,000          $4,000.00                A
                                                           -------         ----------

                                                           130,625         $52,250.00
                                                           =======         ==========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5. OTHER INFORMATION -

On August 6, 2001 the Board of Directors voted to simplify its corporate structure by merging its subsidiary, DT Solutions, Inc., with and into the Corporation, and changing the corporation's name to DT Solutions, Inc. in a certificate of merger.

On September 14, 2001 the Company's board of directors approved a resolution accepting the resignation letter of Michael A. Breton From board of directors and as Chief Operation Officer. The board of directors also approved a resolution to accept 1,960,000 shares of Common Stock, no par value, from Mr. Brewton for cancellation. The resignation of Mr. Brewton was not the result of a disagreement with the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

Exhibit.  99.1 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports filed on Form 8-K. The Company filed an 8-K on August 10, 2001 re: change in auditors.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DT Solutions, Inc..
                                  (Registrant)
                             Dated: October 30, 2002



                                By: /s/ June Cuba
                      -------------------------------------
                      June Cuba, Secretary & Vice President
                    -----------------------------------------

                                 CERTIFICATIONS

     We, Anthony Albertini and June Cuba, certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of DT Solutions, Inc.;

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

Date:  October 30, 2002
       By: /s/ Anthony Albertini
           ---------------------
       Anthony Albertini
       Chief Executive Officer



Date:  October 30, 2002
       By: /s/ June Cuba
           ---------------------
       June Cuba
       Chief Financial Officer

                                    ---------